Form 10-K
period 1997-12-31
LEHMAN HOME EQUITY LAON TRUST 1997-1
filed 1999-03-23
CIK 1064664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1997

                         Commission file number:  333-14293

                         LEHMAN ABS CORPORATION
	as Depositor (the "Depositor"), Home Loan and Investment Bank, F.S.B., as Seller and Servicer (the "Seller" and the "Servicer", respectively), and Bankers Trust Company of California, N.A., as Trustee (the "Trustee) under the Pooling and Servicing Agreement, dated as of April 1, 1997, providing for the issuance of the Home Equity Loan Asset-Backed Certificates, Series 1997-1).


	LEHMAN HOME EQUITY LOAN TRUST 1997-1 HOME EQUITY LOAN ASSET-BACKED
					CERTIFICATES, SERIES 1997-1.
                 (Exact name of Registrant as specified in its Charter)


           DELAWARE                                    13-3447441
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           THREE WORLD FINANCIAL CENTER
           20 VESEY STREET
           NEW YORK, NEW YORK                          10022
           (Address of principal executive offices)    (Zip Code)

	Registrant's telephone number, including area code:  (949) 556-0122

     Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

     Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Depositor (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Depositor was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Depositor's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Depositor as of December 31, 1997: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1997:
     NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

	None

     Documents in Part II and Part IV incorporated herein by reference are as follows:

		Monthly Report to Certificateholders as to distributions made on May 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on June 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on July 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on August 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on September 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on October 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.


     PART I

     ITEM 1.  Business.

	The trust fund relating to Pooling and Servicing Agreement dated as of April 1, 1997 (the "Pooling and Servicing Agreement") among Lehman
	ABS Corporation, as Depositor (the "Depositor"), Home Loan and Investment Bank, F.S.B., as Seller and Servicer (the "Seller" and the "Servicer", respectively), and Bankers Trust Company of California, N.A., as Trustee (the "Trustee).

	The Home Equity Loan Asset-Backed Certificates, Series 1997-1 (the "Certificates"), will consist of three Classes (each , a "Class") of senior Certificates, the Class A-1 Certificates, the Class A-2 Certificates (together, the Fixed Rate Certificates") and the Class A-3 Certificates (the "Variable Rate Certificates" and together with the Fixed Rate Certificates the "Class A Certificates") and one Class of subordinated Certificates (the "Class R Certificates"). Only the Class A Certificates are being offered hereby.

	The Certificates will evidence in the aggregate the entire beneficial interest in a pool (the "Mortgage Pool") of closed-end home equity loans (the "Mortgage Loans") consisting of two groups (each a "Group", or with respect to the Class A Certificates, "Group" means the Class or Classes of Class A Certificates that relate to the corresponding Group of Mortgage Loans) held by Lehman Home Equity Loan Trust 1997-1 (the "Trust") to be formed pursuant to a Pooling and Servicing Agreement among Lehman ABS Corporation, as Depositor, Home Loan and Investment Bank, F.S.B. ("Home Loan"), as Seller and Servicer, and Bankers Trust Company of California, N.A., as Trustee. The Fixed Rate Certificates will represent undivided ownership interests in the Group I Mortgage Loans which are closed-end fixed rate home equity loans. The Variable Rate Certificates will represent undivided ownership interests in the Group II Mortgage Loans which are closed-end adjustable rate home equity loans. The assets of the Trust will also include certain other property. The Mortgage Loans are secured by first, second and third deeds of trust or mortgages primarily on one-to four-family residential properties.

	All of the Mortgage Loans will be acquired by Lehman ABS Corporation (the "Depositor") from Home Loan. The aggregate undivided interest in the Trust represented by the Fixed Rate Certificates will initially be equal to $36,638,000, which as of April 1, 1997 (the "Cut-Off Date") is approximately 100% of the sum of the outstanding Principal Balances (as defined in the Prospectus Supplement dated March 16, 1997) of the Mortgage Loans in Group I. The aggregate undivided interest in the Trust represented by the Variable Rate Certificates will initially be equal to $15,687,000, which as of the Cut-Off Date is approximately 100% of the outstanding Principal Balances of the Mortgage Loans in Group II.

	Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on
	the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

	The Depositor owns no property. The Lehman Home Equity Loan Trust 1997-1 Home Equity Loan Asset-Backed Certificates, Series 1997-1, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5.  Market for Depositor's Common Equity and Related Stockholder
	Matters.

     The Lehman Home Equity Loan Trust 1997-1 Home Equity Loan Asset-Backed
	Certificates, Series 1997-1 represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, Depositor has no "common equity," but for purposes of this Item only, Depositor's Home Equity Loan Asset-Backed Certificates are treated as "common equity."

	(a) Market Information. There is no established public trading market for Depositor's Notes. Depositor believes the Notes are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1997 was 7.

	(c) Dividends. Not applicable. The information regarding dividend required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.

	Monthly Report to Certificateholders as to distributions made on May 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on June 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on July 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on August 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on September 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on October 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 8.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Depositor.

     Not Applicable.  The Trust does not have officers or directors.
     Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by
	item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and
     Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the
	Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

      As of December 31, 1997, the following are the only persons known to the Depositor to be the beneficial owners of more than 5% of any class of voting securities:

	Chase Manhattan Bank/Broker & Dealer Clearance Department
	Georgia Stanback
	4 New York Plaza
	21st Floor
	New York, NY 10015
	Series 1997-1
	Class A-1
	$21,962,000
	100.0%

	State Street Bank and Trust Company
	Joseph J. Callahan
	Global Corp Action Dept JAB5W
	P.P. Box 1631
	Boston, MA  02105-1631
	Series 1997-1
	Class A-2
	$14,676,000
	100.0%

	Chase Manhattan Bank/Broker & Dealer Clearance Department
	Orma Trim Supervisor
	4 New York Plaza
	13th Floor
	New York, NY 10004
	Series 1997-1
	Class A-3
	$5,000,000
	32.0%

     Republic National Bank of New York Investment Account
     Anthony Pla'
     One Hanson Place, Lower Level
     Brooklyn, NY 11243
     Series 1997-1
     Class A-3
     $5,000,000
     36.0%

     Republic National Bank of New York
     Anthony Pla'
     One Hanson Place, Lower Level
     Brooklyn, NY 11243
     Series 1997-1
     Class A-1
     $5,000,000
     32.0%


     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to
	item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Depositor knows of no transaction or series of transactions during the fiscal year ended December 31, 1997, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Depositor in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.

     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

	Monthly Report to Certificateholders as to distributions made on May 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on June 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on July 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on August 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on September 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on October 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

	Monthly Report to Certificateholders as to distributions made on October 25, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

	Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     (c) The exhibits required to be filed by Depositor pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
	Section 15(d) by Depositors which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Depositor does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By:  Bankers Trust Company of California, N.A.
                                  not in its individual capacity but solely
                                  as a duly authorized agent of the
                                  Registrant pursuant to the Pooling and
						    Servicing Agreement, dated as of April
						    1,1997.


          By:  /s/Judy L. Gomez
               Judy L. Gomez
               Assistant Vice President


     Date:  March 23, 1999


     EXHIBIT INDEX

     1.1 Monthly Report to Certificateholders as to distributions made on May 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.2 Monthly Report to Certificateholders as to distributions made on June 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.3 Monthly Report to Certificateholders as to distributions made on July 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.4 Monthly Report to Certificateholders as to distributions made on August 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.5 Monthly Report to Certificateholders as to distributions made on September 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.6 Monthly Report to Certificateholders as to distributions made on October 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.7 Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.

     1.8 Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on August 13, 1998.