Form 10-K
period 1998-12-31
LEHMAN HOME EQUITY LAON TRUST 1997-1
filed 1999-03-26
CIK 1064664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1998

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

     Aggregate market value of voting stock held by non-affiliates of the Depositor as of December 31, 1998: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1998:
     NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

	None

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Report to Certificateholders as to distributions made on May 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on June 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on July 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on August 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on September 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on October 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on November 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on December 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on January 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on February 17, 1998, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on March 16, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on April 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on May 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on June 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on July 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on August 17, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on September 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on October 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on November 16, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 31, 1998.

	Monthly Report to Certificateholders as to distributions made on December 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on February 1, 1999.

	Monthly Report to Certificateholders as to distributions made on January 15, 1999 and filed with the Securities and Exchange
     Commission on Form 8-K on February 1, 1999.


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

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1998 was 6.

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

     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Report to Certificateholders as to distributions made on May 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on June 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on July 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on August 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on September 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on October 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on November 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on December 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on January 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on February 17, 1998, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on March 16, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on April 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on May 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on June 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on July 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on August 17, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on September 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on October 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on November 16, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 31, 1998.

	Monthly Report to Certificateholders as to distributions made on December 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on February 1, 1999.

	Monthly Report to Certificateholders as to distributions made on January 15, 1999 and filed with the Securities and Exchange
     Commission on Form 8-K on February 1, 1999.

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

      As of December 31, 1998, the following are the only persons known to the Depositor to be the beneficial owners of more than 5% of any class of voting securities:


Star Bank, National Association, Cincinnati
Carolyn Holt
P.O. Box 1118
Mail Location 6120
Cincinnati, OH  45201-1118
Series 1997-1
Class A-1
$21,962,000.00 (Original Principal Balance)
100.0% (Percentage of Class)

State Street Bank and Trust Company
Joseph J. Callahan
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631
Series 1997-1
Class A-2
$14,676,000.00 (Original Principal Balance)
100.0% (Percentage of Class)

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza
13th Floor
New York, NY  10004
Series 1997-1
Class A-3
$5,000,000.00 (Original Principal Balance)
32.0% (Percentage of Class)

Republic National Bank of New York Investment Account
Anthony Pla'
One Hanson Place, Lower Level
Brooklyn, NY  11243
Series 1997-1
Class A-3
$5,687,000.00 (Original Principal Balance)
36.0% (Percentage of Class)

Republic National Bank of New York
Anthony Pla'
One Hanson Place, Lower Level
Brooklyn, NY  11243
Series 1997-1
Class A-3
$4,875,000.00 (Original Principal Balance)
31.0% (Percentage of Class)


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

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Depositor knows of no transaction or series of transactions during the fiscal year ended December 31, 1998, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Depositor in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

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


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Monthly Report to Certificateholders as to distributions made on May 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on June 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on July 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on August 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on September 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on October 15, 1997, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on November 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on December 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on January 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

     Monthly Report to Certificateholders as to distributions made on February 17, 1998, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on March 16, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on April 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on May 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on June 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on July 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on October 1, 1998.

	Monthly Report to Certificateholders as to distributions made on August 17, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on September 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on October 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on November 16, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 31, 1998.

	Monthly Report to Certificateholders as to distributions made on December 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on February 1, 1999.

	Monthly Report to Certificateholders as to distributions made on January 15, 1999 and filed with the Securities and Exchange
     Commission on Form 8-K on February 1, 1999.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

	Monthly Report to Certificateholders as to distributions made on October 15, 1998, and filed with the Securities and Exchange
     Commission on Form 8-K on December 10, 1998.

	Monthly Report to Certificateholders as to distributions made on November 16, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 31, 1998.

	Monthly Report to Certificateholders as to distributions made on December 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on February 1, 1999.

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


          By:  /s/Judy L. Gomez
               Judy L. Gomez
               Assistant Vice President


     Date:  March 25, 1999


     EXHIBIT INDEX

     Exhibit Document

     1.1 Monthly Report to Certificateholders as to distributions made on May 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.2	Monthly Report to Certificateholders as to distributions made on
     	June 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.3	Monthly Report to Certificateholders as to distributions made on
     	July 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.4	Monthly Report to Certificateholders as to distributions made on
     	August 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.5	Monthly Report to Certificateholders as to distributions made on
     	September 15, 1997, and filed with the Securities and Exchange Commission on Form 8-K on October 1, 1998.

     1.6	Monthly Report to Certificateholders as to distributions made on
     	October 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.7	Monthly Report to Certificateholders as to distributions made on
     	November 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.8	Monthly Report to Certificateholders as to distributions made on
     	December 15, 1997, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     1.9	Monthly Report to Certificateholders as to distributions made on
     	January 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

     2.0	Monthly Report to Certificateholders as to distributions made on
     	February 17, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

	2.1	Monthly Report to Certificateholders as to distributions made on
     	March 16, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

	2.2	Monthly Report to Certificateholders as to distributions made on
     	April 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

	2.3	Monthly Report to Certificateholders as to distributions made on
     	May 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

	2.4	Monthly Report to Certificateholders as to distributions made on
     	June 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

	2.5	Monthly Report to Certificateholders as to distributions made on
     	July 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on October 1, 1998.

	2.6	Monthly Report to Certificateholders as to distributions made on
     	August 17, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on December 10, 1998.

	2.7	Monthly Report to Certificateholders as to distributions made on
     	September 15, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 10, 1998.

	2.8	Monthly Report to Certificateholders as to distributions made on
     	October 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on December 10, 1998.

	2.9	Monthly Report to Certificateholders as to distributions made on
     	November 16, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on December 31, 1998.

	3.0	Monthly Report to Certificateholders as to distributions made on
     	December 15, 1998, and filed with the Securities and Exchange
     	Commission on Form 8-K on February 1, 1999.

	3.1	Monthly Report to Certificateholders as to distributions made on
     	January 15, 1999 and filed with the Securities and Exchange
     	Commission on Form 8-K on February 1, 1999.